Form 10-Q
period 1997-06-30
TALBERT MEDICAL MANAGEMENT HOLDINGS CORP
filed 1997-08-12
CIK 1027131

                                  FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                             _______________________



     (Mark One)
     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ____________

     Commission file number 000-22393


                 TALBERT MEDICAL MANAGEMENT HOLDINGS CORPORATION
                             a Delaware Corporation
                  I.R.S. Employer Identification No. 33-0730363

                   3540 Howard Way, Costa Mesa, CA  92626-1417
              (Address of principal executive offices)  (Zip Code)

                                 (714) 436-4800
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes       No   X
        -----     -----

     The registrant had 3,000,758 shares of common stock, par value $0.01 per share, outstanding at August 12, 1997.


The Exhibit Index Appears on Page 30

                       PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 TALBERT MEDICAL MANAGEMENT HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                      ASSETS

(amounts in thousands,                             JUNE 30,       DECEMBER 31,
 except share data)                                  1997            1996
                                                  ---------       ------------


Cash and cash equivalents                         $  67,457       $  41,212
Accounts receivable, net                              4,446           8,473
Receivables from FHP (Note 2)                         5,122           2,791
Inventories                                           6,676           7,302
Deferred income taxes (Note 3)                           --           8,771
Prepaid expenses and other
    current assets                                    5,531           5,530
                                                 ----------      ----------


    Total current assets                             89,232          74,079

Property and equipment, net                           8,642           8,075
Deferred rent                                         4,990           3,995
Other assets                                            506             550
                                                 ----------      ----------

    Total assets                                 $  103,370       $  86,699
                                                 ----------      ----------
                                                 ----------      ----------
----------
See accompanying notes to consolidated financial statements.

                 TALBERT MEDICAL MANAGEMENT HOLDINGS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                        LIABILITIES AND STOCKHOLDERS' EQUITY

(amounts in thousands,                             JUNE 30,       DECEMBER 31,
 except share data)                                  1997            1996
                                                  ---------       ------------

Accounts payable                                  $  10,452       $  12,121
Payables to FHP/PacifiCare (Note 2)                   7,820              --
Medical claims payable                               14,134          15,538
Accrued salaries and employee
    benefits                                         24,546          21,113
Other current liabilities                             1,985           2,255
Advances from FHP (Note 5)                               --          39,162
                                                 ----------      ----------

    Total current liabilities                        58,937          90,189

Deferred income taxes (Note 3)                           --           1,934
Other liabilities                                        --             113
                                                 ----------      ----------

    Total liabilities                                58,937          92,236

Stockholders' deficit:

    Preferred Stock, $0.01 par value; 1,200,000
      authorized; no shares outstanding at
      June 30, 1997 and December 31, 1996,
      respectively                                      ---             ---
    Common Stock, $0.01 par value;
      15,000,000 shares authorized; issued and
      outstanding 3,000,758 and 3,000,000
      shares at June 30, 1997 and December 31,
      1996, respectively                                 30              30
    Paid in capital (Note 5)                         72,929           5,922
    Deferred stock compensation expense (Note 5)     (2,900)         (3,510)
    Retained deficit                                (25,626)         (7,979)
                                                 ----------      ----------

    Total stockholders' equity (deficit)             44,433         (5,537)
                                                 ----------      ----------
         Total liabilities and
         stockholders' equity (deficit)          $  103,370       $  86,699
                                                 ----------      ----------
                                                 ----------      ----------
----------
See accompanying notes to consolidated financial statements.

                 TALBERT MEDICAL MANAGEMENT HOLDINGS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                              FOR THE
(amounts in thousands,                                    THREE MONTHS ENDED
 except per share data)                                        JUNE 30,

                                                         1997            1996
                                                       --------        --------
Revenue:
    Capitation from FHP                                $ 81,091        $ 95,519
    Copayments, fee for service                          20,661          23,578
                                                       --------        --------

      Total revenue                                     101,752         119,097

Expenses:
    Affiliated medical services                          28,489          35,435
    Purchased medical services                           28,206          27,758
    Dental services                                       6,463           7,040
    Optometry, pharmacy and other
     primary health care services                        24,884          28,079
    Clinic Operations                                    16,735          17,001
                                                       --------        --------

      Total cost of health care                         104,777         115,313

    Marketing, general and administrative                 7,999           7,007
                                                       --------        --------

Operating loss                                          (11,024)         (3,223)

Interest income                                           1,366             420
                                                       --------        --------

Loss before income tax benefit                           (9,658)         (2,803)
Income tax benefit                                           --           1,173

                                                       --------        --------

    Net Loss                                         $   (9,658)      $  (1,630)
                                                       --------        --------
                                                       --------        --------

Loss per common and common equivalent share           $   (3.15)      $   (0.54)
    (Note 4)
                                                       --------        --------
                                                       --------        --------

----------
See accompanying notes to consolidated financial statements.

                 TALBERT MEDICAL MANAGEMENT HOLDINGS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                              FOR THE
(amounts in thousands,                                    SIX MONTHS ENDED
 except per share data)                                       JUNE 30,

                                                         1997            1996
                                                       --------        --------

Revenue:
    Capitation from FHP                                $168,290        $191,719
    Copayments, fee for service and other                38,334          44,773
                                                       --------        --------

      Total revenue                                     206,624         236,492

Expenses:
    Affiliated medical services                          59,507          71,175
    Purchased medical services                           54,883          56,787
    Dental services                                      13,217          13,613
    Optometry, pharmacy, and other primary
     health care services                                50,964          55,295
    Clinic operations                                    33,728          32,295
                                                       --------        --------

      Total cost of health care                         212,299         229,165

Marketing, general and administrative                    16,031          12,799
                                                       --------        --------

Operating loss                                          (21,706)         (5,472)
Interest income                                           2,336             651
                                                       --------        --------

Loss before income tax benefit                          (19,370)         (4,821)
Income tax benefit                                        1,723           2,017
                                                       --------        --------

       Net loss                                        $(17,647)       $ (2,804)
                                                       --------        --------
                                                       --------        --------

Loss per common and common equivalent
    share (Note 4)                                     $  (5.79)       $  (0.93)

                                                       --------        --------
                                                       --------        --------


-----------
See accompanying notes to consolidated financial statements.

                 TALBERT MEDICAL MANAGEMENT HOLDINGS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                              FOR THE
                                                          SIX MONTHS ENDED
(amounts in thousands)                                        JUNE 30,
                                                        1997            1996
                                                     ----------       ---------
OPERATING ACTIVITIES

    Net loss                                         $(17,647)        $ (2,804)
    Adjustments to reconcile
       net loss to net cash
       provided by operating activities:
       Depreciation and amortization                      706              505
       Change in allowance for doubtful
             accounts receivable                          680             (286)
          Amortization of deferred stock
             compensation expense                         611               --
       Deferred income taxes                            6,837            1,008
       Effect on cash of changes
             in operating assets and
             liabilities:
                Accounts receivable                     3,347               --
                Accounts receivable from FHP           (2,331)          (2,572)
                Other current assets                      625           (3,705)
                Other assets                             (951)             257
                Accounts payable                       (1,670)          (3,673)
                Payables to FHP/PacifiCare              7,820               --
                Medical claims payable                 (1,404)           9,363
                Accrued salaries and
                  employee benefits                     3,433            3,929
                Other liabilities                        (383)           1,731
                                                     --------         --------
    Net cash (used in) provided by
       operating activities                              (327)           3,753
                                                     --------         --------
INVESTING ACTIVITIES

    Purchase of property and equipment                 (1,273)          (4,790)
                                                     --------         --------

                 TALBERT MEDICAL MANAGEMENT HOLDINGS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS(continued)
                                   (unaudited)


                                                              FOR THE
                                                          SIX MONTHS ENDED
(amounts in thousands)                                        JUNE 30,
                                                        1997            1996
                                                     ----------       ---------
FINANCING ACTIVITIES

    Issuance of common stock                               --               99
    Exercise of stock options                               7               --
    Advances from FHP                                 (39,162)          28,579
    Capital contribution by FHP                        67,000            5,055
                                                     --------         --------

Net cash provided by
    financing activities                               27,845           33,733
                                                     --------         --------

Increase in cash and
    cash equivalents                                   26,245           32,696
Cash and cash equivalents at
    beginning of period                                41,212               --
                                                     --------         --------

Cash and cash equivalents at end
    of period                                        $ 67,457         $ 32,696
                                                     --------         --------
                                                     --------         --------
Supplemental cash flow information:

Non-cash transactions:
    Recapitalization of the Company by
       FHP - Assumption of medical claims
       payable by FHP                                $     --         $ 12,831
                                                     --------         --------
                                                     --------         --------
__________
See accompanying notes to consolidated financial statements.

                 TALBERT MEDICAL MANAGEMENT HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.   Organization and Significant Accounting Policies


     Talbert Medical Management Holdings Corporation ("TMMHC", and with its subsidiaries, the "Company") through its subsidiaries Talbert Medical Management Corporation ("TMMC") and Talbert Health Services Corporation ("THSC"), organizes and manages physician and dentist practice groups that contract with HMOs and other payors to provide health care services to their members. Under long-term management services agreements with its affiliated practice groups (the "Talbert Medical Groups"), the Company provides management systems and services, nonphysician health care personnel, facilities and equipment to the Talbert Medical Groups in return for a reimbursement of certain clinic operations costs, plus a management fee based on the Talbert Medical Groups' revenues net of certain reimbursed clinic operations costs, except for the California Talbert Medical Group, where TMMC receives a management fee based on gross revenues. Pharmacy, radiology, optometry, laboratory, home health, hospice, rehabilitation and physical therapy services are also available through contracts with THSC.

     The accompanying consolidated financial statements of the Company include the accounts of TMMC, THSC and the Talbert Medical Groups. TMMC has direct or indirect unilateral and perpetual control over the assets and non-medical operations of the Talbert Medical Groups by means other than owning the majority of voting stock. TMMC and the Talbert Medical Groups have entered into 20-40 year practice management agreements with provisions for extensions under certain circumstances. Because of control by means other than equity ownership, consolidation of the Talbert Medical Groups is necessary to present fairly the financial position and results of operations of TMMC.

     In the opinion of management of the Company, the foregoing consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the first six months of fiscal 1997 are not necessarily indicative of results to be expected for the full year.

     SEPARATION FROM FHP

     From January 1, 1996 through February 14, 1997, TMMC and THSC operated as subsidiaries of FHP International Corporation ("FHP"), providing practice management and ancillary services to the medical groups that were a part of FHP's staff model operations. On August 4, 1996, FHP agreed to merge (the "Merger") with PacifiCare Health Systems, Inc. ("PacifiCare"). The Merger was completed on February 14, 1997.

     In connection with the Merger between FHP and PacifiCare, FHP sold its 92.4% of the common stock of TMMC and THSC to TMMHC in exchange for transferable rights to acquire 92.4% of the Company for $21.50 per share, plus a note for $59,598,000 (the "Talbert Note"). On May 20, 1997, TMMHC completed its Stock Rights Offering (the "Offering") to the stockholders of FHP. FHP stockholders received one right for every 21.19154 shares of FHP common stock and one right for every 26.27752 shares of FHP preferred stock. The maximum number of shares issued was 2,772,000. The Company received $59,598,000 from the Offering, which was used to retire the Talbert Note.

NOTE 2.   Receivables from/payable to FHP


Receivables from FHP at June 30, 1997 and December 31, 1996 are comprised of the following:


(amounts in thousands)                     June 30,       December 31,
                                             1997             1996
                                       ------------       ------------
Hospital Incentives                    $     3,120         $     2,791
Capitation - Net                               614                  --
Fee for service claims                         497                  --
Other                                          891                  --
                                       ------------       ------------

     Total                             $     5,122        $      2,791
                                       ------------       ------------
                                       ------------       ------------



Payables to FHP/PacifiCare at June 30, 1997 of $7,820,000 are comprised primarily of pharmacy claims, subcapitation payables, building occupancy expenses (i.e., rent, taxes, utilities) and other items.

NOTE 3.   Deferred Income Taxes

     For the year ended December 31, 1996, the results of the operations of TMMC, THSC and the Talbert Medical Groups were included in the consolidated federal and state income tax returns of FHP. A tax allocation was made to the Company in accordance with the method utilized by FHP's consolidated group. Under this method, the tax expense of the group is allocated to its members based on the members' profit or loss, including the recording of benefits for tax losses utilized in the consolidated groups tax return. Upon separation from FHP, management has determined that the Company will not likely recognize tax benefits from losses due to the uncertainty of when the Company will generate sufficient taxable income to realize such benefits.
The accrued tax benefits were retained by FHP and the Company received cash in exchange.

NOTE 4.   Per Share Calculations

     The per common and common equivalent share calculations have been computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the periods. Common share equivalents included in determining loss per share include shares issuable upon exercise of stock options.

     Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin Topic 4:D, stock options granted during the twelve-month period prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of common equivalent shares using the treasury stock method as if the shares were outstanding for all periods presented.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS 128) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 simplifies the previous standards for computing earnings per share and requires the disclosure of basic and diluted earnings per share. For the three month period ended June 30, 1997, and the six month period ended June 30, 1997, the amount reported as net income per common and common equivalent share is not materially different than that which would have been reported for basic and diluted earnings per share in accordance with SFAS 128.

     The issued and outstanding of the Company's Common Stock are as follows:

                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                 JUNE 30                        JUNE 30
                          -----------------------      ------------------------
                            1997           1996           1997          1996
                            ----           ----           ----          ----
Total shares              3,061,606     3,000,000      3,044,555      3,000,000

Total shares, assuming
  full dilution           3,065,322     3,000,000      3,061,848      3,000,000

NOTE 5.   Capitalization

     At December 31, 1996, the Company had cash balances of $41.2 million and a stockholders' deficit of approximately $5.5 million. On February 14, 1997 and immediately prior to the Merger, the Company received a capital contribution from FHP of $67 million. Immediately following the Merger, the Company settled amounts due to FHP of approximately $23 million and made a final settlement of intercompany balances in May 1997 to reimburse FHP for medical service and other costs paid on behalf of the Company. The Company intends to use the remainder of the capital contribution to fund operating losses and for working capital and other general corporate purposes.

Note 6.   Commitments and Contingencies

     LITIGATION

     During the ordinary course of business, the Company has become a party to pending and threatened legal actions and proceedings. Management of the Company is of the opinion that the outcome of the currently known legal actions and proceedings will not, singly or in the aggregate, have a material effect on the consolidated financial position and operating results of the Company.

     On April 2, 1997, six former FHP stockholders filed a class action lawsuit entitled BRADY, ET. AL. v. ANDERSON, ET. AL. in U.S. District Court for the Central District of California. The lawsuit alleged certain violations of federal securities laws and common law by certain of the former directors and officers of FHP (many of whom are directors and/or officers of the Company), including material misrepresentations in connection with FHP acquisition by PacifiCare and the separation of the Company from FHP. The plaintiffs sought unspecified damages and other relief. The Company was not named as a defendant in the lawsuit. Pursuant to the terms of the Merger Agreement, PacifiCare assumed the defense of this action. On July 28, 1997, the court granted defendants' motion to dismiss the complaint. Plaintiffs may file an amended complaint within thirty days of this ruling.

     LEASES

     The Company and FHP have entered into a Real Estate and Equipment Master Transfer Agreement (the "Master Lease Agreement") to provide for the lease, sublease or assignment by FHP to TMMC of facilities and equipment used by the Talbert Medical Groups that are either owned or leased by FHP. The leases are accounted for as operating leases. The Company and FHP have agreed to certain amendments of the Master Lease Agreement, which include (i) the extension, at prevailing market rates, of the existing terms of the individual leases to December 31, 2005, with the exception of leases with respect to up to 90,000 square feet (of a total of approximately 472,000) square feet) that the Company may elect not to renew; (ii) two five-year extension options at prevailing market rates, exercisable solely at the Company's discretion; (iii) a right of first offer for the Company to purchase the furniture, fixtures and equipment subject to the Master Lease Agreement ("FF&E"). The parties have also agreed to enter into a separate lease agreement with respect to FF&E that will expire on December 31, 2000. The Company has also entered into leases with third parties and has assumed the obligations of FHP under certain other leases with third parties.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    TMMC, THSC and the Talbert Medical Groups, subsidiaries and affiliates of the Company, commenced operations on January 1, 1996, and were formed as part of a plan announced by FHP in June 1995 to restructure its operations (the "Restructuring Plan"). The Restructuring Plan included the transformation of FHP's staff model operations (except for FHP's staff model operations in Guam) into a physician practice management company (now known as TMMC), an ancillary clinical services provider (now known as THSC), and a number of affiliated medical and dental provider practice groups (now known as the Talbert Medical Groups). TMMC and THSC were originally formed as subsidiaries of FHP. The Talbert Medical Groups comprise a number of professional corporations organized in California, Utah, Arizona and Nevada to succeed to FHP's staff model business in each of those states. In New Mexico, TMMC directly employs physicians and acts as the Talbert Medical Group in that state. The Talbert Medical Groups are solely and exclusively in control of and responsible for all aspects of the practice of medicine and the delivery of medical services. TMMC and THSC facilitate the delivery of medical care by providing practice management and ancillary clinical services. Approximately 4,000 of FHP's employees, including health care professionals, became employees of TMMC, THSC or the Talbert Medical Groups.

    FHP's staff model operations had no separate legal status prior to the organization of TMMC, THSC, and the Talbert Medical Groups. However, through its subsidiaries FHP had offered health care services to FHP members as a staff model HMO since 1961. Effective January 1, 1996, and pursuant to its management services agreements with the Talbert Medical Groups, TMMC began providing a broad range of practice management services in return for a management fee. At the same time, the Talbert Medical Groups became responsible for providing all physician-related covered medical care for each FHP member enrolled with a Talbert Medical Group in exchange for a prepaid monthly capitation payment for each such member. The Talbert Medical Groups are not limited to serving only FHP members. However, they have continuously served
FHP members who received their health care in the former FHP staff model operations.

    TRANSFERS TO TMMC AND THSC. In connection with their commencement of operations on January 1, 1996, FHP recapitalized TMMC and THSC to eliminate a stockholder's deficit of approximately $17.9 million and transferred to TMMC and THSC certain assets and liabilities related to the operations of the Company's predecessor businesses. These transfers included current assets of approximately $27.5 million (including approximately $5.1 million in cash, accounts receivable of approximately $5 million, inventories of approximately $7.4 million, deferred income taxes of approximately $6.4 million, and prepaid expenses and other current assets of approximately $3.6 million), all of which were transferred at their historical cost to FHP.

    THE MERGER. From January 1, 1996 through February 14, 1997, TMMC and THSC operated as subsidiaries of FHP providing practice management and ancillary services to the medical groups that were a part of FHP's staff model operations. On August 4, 1996, FHP agreed to merge with PacifiCare. Upon completion of the Merger on February 14, 1997, TMMHC acquired FHP's 92.4% equity interest in TMMC and THSC in exchange for Rights to purchase 92.4% of the Company's Common Stock, plus the Talbert Note. Immediately prior to the Merger, TMMC received the capital contribution of $67 million from FHP. The Company and FHP also entered into a number of other agreements in connection with the Merger, including with respect to Common Stock acquired by FHP, administrative services, and the allocation of liabilities, taxes and employee benefits obligations between the Company and FHP. These transactions were effected for the purpose of separating TMMC and THSC from FHP concurrently with the FHP Merger.

    THE OFFERING. Beginning on April 21, 1997, the Rights to purchase 92.4% of the Company's Common Stock were distributed to the FHP stockholders of record as of the effective time of the Merger, pursuant to the Company's Registration Statement on Form S-1. Each Right entitled the holder to purchase one share of the Company's Common Stock at a price of $21.50 per share. The Offering was completed on May 20, 1997 and the Company received proceeds of $59,598,000 from the Offering, which were used to retire the Talbert Note.

RESULTS OF OPERATIONS

MEMBERSHIP

    The Company's revenue is largely dependent on the number of enrollees for whom the Talbert Medical Groups receive monthly capitation payments. The table below sets forth the number of capitated enrollees for each of the states in which the Company does business:

                               CAPITATED ENROLLEES

                            JUNE 30,     DECEMBER 31,     JUNE 30,
                             1996           1996           1997

          California        135,266        124,749        114,957
          Utah              114,640        105,840         94,853
          Arizona            28,774         34,866         33,183
          New Mexico         25,783         24,315         24,008
          Nevada              4,655          4,067          3,089
                            -------        -------        -------

               Total        309,118        293,837        270,090
                            -------        -------        -------
                            -------        -------        -------

    Currently, FHP is the primary payor for the Talbert Medical Groups, accounting for approximately 98% of capitated enrollees and revenues for the three month period ended June 30, 1997. The Company believes FHP will continue to be the primary source of capitated revenue for the forseeable future.

    TMMC has, however, established approximately 28 contractual relationships with other HMO's on behalf of the Talbert Medical Groups. In addition, TMMC has negotiated in excess of 45 PPO payor contracts on behalf of one or more of the Talbert Medical Groups. Under a typical PPO contract, the payor agrees to list one of the Talbert Medical Groups on its panel of authorized practice groups. These new payor relationships do not yet constitute a significant source of revenues for TMMC.

REVENUE

    PROVIDER AGREEMENTS. The Talbert Medical Groups have provided health care services to FHP members since their formation pursuant to provider agreements with FHP. The Company derives nearly all of its revenues from FHP, either through capitated payments directly from FHP or copayments, fee for service or other revenue from FHP members. Pursuant to the terms of the Merger, the Talbert Medical Groups entered into the new FHP Provider Agreements, which took effect as of March 1, 1997. The new FHP Provider Agreements will result in significantly lower revenue to the Company. On a pro forma basis, the new FHP Provider Agreements would have decreased the Company's revenue from $119.1 million to $109.3 million and increased its operating loss from $2.8 million to $14.3 million for the three months ended June 30, 1996.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED
  JUNE 30, 1996

    REVENUE. Total revenue decreased $17.3 million, or 14.6%, to $101.8 million for the three months ended June 30, 1997 from $119.1 million for the three months ended June 30, 1996. This decrease primarily reflects a decline in FHP capitated enrollment and a reduction in FHP capitated rates as a result of the new FHP Provider Agreements which became effective on March 1, 1997. Total FHP capitated enrollment declined by 14.7%, from 309,118 at June 30, 1996 to 263,589 at June 30, 1997, and was responsible for $5.4 million of the capitated revenue decline. Capitated enrollment from non-FHP payors increased to 6,501 enrollees and produced $819,000 in additional capitated revenue for the three months ended June 30, 1997. The new FHP Provider Agreements decreased the Company's capitated revenue by $9.8 million for the three months ended June 30, 1997. Copayment and fee for service revenue decreased by a net $2.9 million, or 12.4%, to $20.7 million for the three months ended June 30, 1997. This decrease reflects lower copayment and fee for service revenue from vision and pharmacy services as a result of the lower enrollment, partially offset by increased fee for service business in Utah.

     COST OF HEALTH CARE. Total cost of health care declined $10.5 million, or 9.1%, to $104.8 million for the three months ended June 30, 1997, from $115.3 million for the three months ended June 30, 1996. Lower capitated enrollment levels during the three months ended June 30, 1997 caused affiliated medical services expense and optometry, pharmacy and other primary health care service expense to decline by $6.9 million and $3.2 million, respectively. Purchased medical services expense for the three months ended June 30, 1997 remained approximately the same as the previous year. However, the FHP Provider Agreements required the Company to provide additional medical services which increased purchased medical service expense by $2.0 million, which amount was offset by savings from existing contracted provider agreements.

    MARKETING, GENERAL AND ADMINISTRATIVE EXPENSE. Marketing, general and administrative expense increased $992,000, or 14.2%, to $8.0 million (7.9% of revenue) for the three months ended June 30, 1997, from $7.0 million (5.9% of revenue) for the three months ended June 30, 1996. The increase was attributed primarily to additional marketing costs of $642,000 and the recognition of stock compensation expense of $306,000 in connection with the capital contribution of $67.0 million.

    INTEREST INCOME. Net interest income increased $946,000, to $1.4 million for the three months ended June 30, 1997, compared to the same period in the previous year. This increase is a result of growth in the Company's cash balances as a result of the $67.0 million capital contribution made in February 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

    REVENUE. Total revenue decreased $29.9 million or 12.6%, to $206.6 million, for the six months ended June 30, 1997, from $236.5 million at June 30, 1996. This decrease primarily reflects a decrease in FHP capitated enrollment and a reduction in capitated rates from the new FHP Provider Agreements which went into effect on March 1, 1997. Total capitated revenue declined by $23.4 million, or 12.2%, to $168.3 for the six months ended June 30, 1997 from $191.7 million for the six months ended June 30, 1996. FHP enrollment declines were responsible for $11.6 million of the decrease in capitated revenue and the rate decrease from the new FHP Provider Agreements was responsible for $13.1 million in lower capitated revenue during the six month period ended June 30, 1997. Capitated revenue from non-FHP payors totaled $1.3 million for the six months ended June 30, 1997. Copayment and fee for service revenue decreased $6.4 million to $38.3 million, or 14.4%, from $44.8 million for the six months ended June 30, 1996. This decrease reflects lower pharmacy and vision copayment and fee for service revenue attributed with the declining enrollment levels during the period, partially offset by increased fee for service business in Utah.

    COST OF HEALTH CARE. Total cost of health care decreased by $16.9 million, or 7.4%, to $212.3 million for the six months ended June 30, 1997 from $229.2 million at June 30, 1996. Lower capitated enrollment levels during the six months ended June 30, 1997, caused affiliated medical services expense and optometry, pharmacy and other primary care services expense to decline by $11.7 million and $4.3 million, respectively. Overall, purchased medical services expense decreased slightly by $1.9 million, or 3.4%, to $54.9 million, reflecting lower utilization of services as a result of lower enrollment, as well as lower rates received from the new FHP Provider contracts. However, these reductions in purchased services expense were offset by an increase in costs associated with the added medical services required to be provided by the Talbert Medical Groups under the new FHP Provider Agreements.

    MARKETING, GENERAL AND ADMINISTRATIVE EXPENSE. Marketing, general and administrative expense increased $3.2 million, or 25.3%, to $16.0 million (7.8% of revenue) for the six months ended June 30, 1997, from $12.8 million (5.4% of revenue) for the six months ended June 30, 1996. The increase was attributable to increased marketing costs of $1.1 million, added costs of $891,000 attributed to the implementation of new patient billing and claims processing systems, the recognition of stock compensation expense of $611,000 in connection with the capital contribution of $67.0 million and added financial administrative costs of $561,000.

    INTEREST INCOME. Net interest income increased $1.7 million, to $2.3 million for the six months ended June 30, 1997, compared to $651,000 for the same period in the previous year. This increase is a result of growth in the Company's cash balances as a result of the $67.0 million capital contribution made in February 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated cash and cash equivalents increased by $26.2 million to $67.5 million at June 30, 1997, from $41.2 million at June 30, 1996. This increase primarily reflects the capital contribution of $67.0 million the Company received on February 14, 1997, less reimbursements of approximately $39.0 million the Company made to settle amounts due FHP for medical service and other costs paid on behalf of the Company in connection with the Company's separation from FHP. Reimbursements to FHP during the period include the $23 million settlement immediately following the Merger and a final settlement of intercompany balances made in May 1997.

     The Company generates cash flow principally from monthly payments from HMO's for their members who are serviced by the Talbert Medical Groups.
FHP's staff model operations, which comprise the Company's predecessor businesses, experienced substantial operating losses over the last five years. Subsidies from FHP have partially offset losses incurred in these periods, but FHP has not provided such subsidies since March 1, 1997. In addition, FHP's membership, including enrollees served by the Company, has declined at unanticipated rates following the announcement of the Merger. If such declines continued and were not offset by comparable gains in revenues from other sources, they would adversely affect the Company's operations.
The new FHP Provider Agreements, executed pursuant to the terms of the Merger, have resulted in lower revenues and higher expenses per enrollee. Management, therefore, anticipates that the Company will incur substantial losses in 1997 and 1998 and will not generate positive cash flow for those periods.

     The Company does not have a credit facility in place and there can be no assurance that the Company will be able to obtain such a facility in the future. The Company also does not have significant tangible assets, other than computer equipment and tenant improvements. It, therefore, does not anticipate that credit facilities would be readily available to it without significant improvements in its results of operations and cash flows.

     Although the Company has experienced significant membership losses over the past year, the trend of these losses appears to have improved in May, June, and July of this year. The Company believes that its existing cash resources will be sufficient to meet the Company's anticipated expansion and working capital needs for the next several years. However, this belief assumes that the Company's enrollment trends do not worsen, that expenses do not increase in excess of anticipated amounts and that competitive pressures or other factors do not further depress revenues

FORWARD-LOOKING STATEMENTS

     Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly in the preceding four paragraphs entitled "Liquidity and Capital Resources" and elsewhere in this quarterly report on Form 10-Q, are forward-looking statements. Statements in this quarterly report on Form 10-Q which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as results of operations and financial condition, the consummation of acquisition and financing transactions and the effect of such transactions on the Company's business and the Company's plans and objectives for future operations and expansion. These forward-looking statements are subject to risks and uncertainties, including those identified as "Risk Factors" in the Company's Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed on April 21, 1997. The foregoing should not be construed as an exhaustive list of all factors which could cause actual results to differ materially from those expressed in forward-looking statements made by the Company. Actual results may materially differ from anticipated results described in these statements.

                        PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

     Information relating to certain litigation as set form in Note 6 of Notes to Consolidated Financial Statements in Part I of this report is incorporated herein by this reference.

     On April 2, 1997, six former FHP International Corporation ("FHP") stockholders filed a class action lawsuit entitled BRADY, ET. AL. v. ANDERSON, ET. AL. in U.S. District Court for the Central District of California. The lawsuit alleged certain violations of federal securities laws and common law by certain of the former directors and officers of FHP (many of whom are directors and/or officers of the Registrant), including material misrepresentations in connection with FHP acquisition by PacifiCare Health Systems, Inc. ("PacifiCare") and the separation of the Registrant from FHP. The plaintiffs sought unspecified damages and other relief. The Registrant was not named as a defendant in the lawsuit. Pursuant to the terms of the acquisition agreement, PacifiCare assumed the defense of this action. On July 28, 1997, the Court granted defendants' motion to dismiss the complaint. Plaintiffs may file an amended complaint within thirty days of this ruling.

ITEM 2.     CHANGES IN SECURITIES.

     None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.     OTHER INFORMATION.

     On June 12, 1997, the Registrant amended the Rights Agreement dated as of May 21, 1997 by and between the Registrant and American Stock Transfer & Trust Company. The Rights Agreement, as amended, is attached as Exhibit 4.1 to this report.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.  See Index to Exhibits at page 30 of this report.

     (b)  Reports on Form 8-K.       The Registrant filed a report on Form 8-K
on May 9, 1997, reporting its financial and operating results for the quarter ended March 31, 1997. The Registrant also availed itself of the safe harbor provided in the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to forward-looking statements by enumerating certain factors which could cause events described in forward-looking statements to differ materially form those expressed or implied in such forward-looking statements.

                                    SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           TALBERT MEDICAL MANAGEMENT HOLDINGS CORPORATION

Dated:  August 12, 1997         By: /s/   Kenneth S. Ord
                                    --------------------------------------
                                     Executive Vice President and
                                     Chief Financial Officier

                               INDEX TO EXHIBITS
EXHIBIT
NUMBER
--------

       4.1 Rights Agreement, as amended, dated as of May 21, 1997 between Talbert Medical Management Holdings Corporation and American Stock Transfer & Trust Company.

       10.1 Form of Employment Agreement between Talbert Medical Management Holdings Corporation and Kenneth S. Ord, Russell D. Phillips, Jr., and Peter W. McKinley, dated May 19, 1997, May 21, 1997, and
            June 16, 1997, respectively.

       11.1 Statement Re:  Computation of Earnings Per Share.

       27.1 Financial Data Schedule.